Form 10-K/A
period 2000-12-31
BEAR STEARNS MORT SEC INC COMM MORT PASS THR CER SE 2000-WF1
filed 2002-08-16
CIK 1137107

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   033-65816-01


         Bear Stearns Commercial Mortgage Securities Inc.
         Commercial Mortgage Pass-Through Certificates
         Series 2000-WF1
        (Exact name of registrant as specified in its charter)


                                   52-2222357
New York                           52-2222359
                                   52-2222360
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)


c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1, established pursuant to the Pooling and Servicing Agreement among Bear Stearns Commercial Mortgage Securities Inc. as Depositor, Wells Fargo Bank, National Association as Servicer, GMAC Commercial Mortgage Corporation as Special Servicer, LaSalle Bank, Natioanl Association as Trustee, ABN AMRO Bank N.V. as Fiscal Agent, and Norwest Bank Minnesota, N.A. as Paying Agent, pursuant to which the Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Wells Fargo Bank Minnesota, NA <F1>
                     b)   GMAC Commercial Mortgage Corporation <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Wells Fargo Bank Minnesota, NA <F1>
                     b)   GMAC Commercial Mortgage Corporation <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Wells Fargo Bank Minnesota, NA <F3>
                     b)   GMAC Commercial Mortgage Corporation <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 23, 2000, November 28, 2000, and December 28, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Bear Stearns Commercial Mortgage Securities Inc.
Commercial Mortgage Pass-Through Certificates
Series 2000-WF1

Signed:   Wells Fargo Bank Minnesota, N.A., as Paying Agent

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 30, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Wells Fargo Bank Minnesota, NA <F1>
                     b)   GMAC Commercial Mortgage Corporation <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Wells Fargo Bank Minnesota, NA <F1>
                     b)   GMAC Commercial Mortgage Corporation <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Wells Fargo Bank Minnesota, NA <F3>
                     b)   GMAC Commercial Mortgage Corporation <F3>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)

    KPMG  (logo)

    Three Ernbarcadero Center
    San Francisco, CA 94111

    Independent Accountants' Report

    The Board of Directors
    Wells Fargo Bank, N.A.:

    We have examined management's assertion about Wells Fargo Commercial Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

    In our opinion, management's assertion that, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, Wells Fargo
    Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    February 23, 2001




   EX-99.1 (b)

     PRICEWATERHOUSECOOPERS   (Logo)

     PricewaterhouseCoopers LLP
     1177 Avenue of the Americas
     New York NY 10036
     Telephone (646) 471 4000
     Facsimile (646) 471 4100

     Report of Independent Accountants

     To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

     We have examined management's assertion, dated March 19, 2001, about GMAC Commercial Mortgage Corp.'s (the "Company") compliance with its established minimum servicing standards ("Servicing Policy") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

     In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

     March 19, 2001





EX-99.2 (a)

    WELLS FARGO BANK   (logo)

    Management Assertion
    February 23, 2001

    As of and for the year ended December 31, 2000, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for the year ended December 31, 2000, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $58,600,000.

    Very truly yours,

    Wells Fargo Commercial Mortgage Servicing

    Jeannette De La Garza
    Senior Vice President
    Wells Fargo Commercial Mortgage Servicing

    Linda Fiduccia
    Senior Vice President
    Wells Fargo Commercial Mortgage Servicing





EX-99.2 (b)
    GMAC
    Commercial Mortgage   (logo)

    Report of Management

    As of and for the year ended December 31, 2000, GMAC Commercial Mortgage Corp. and its subsidiaries (collectively, the "Company) have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation Fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $50 million.

    March 19, 2001
    Michael I. Lipson
    Executive Vice President


    200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015