Form 10-K/A
period 2001-12-31
BEAR STEARNS MORT SEC INC COMM MORT PASS THR CER SE 2000-WF1
filed 2002-12-18
CIK 1137107

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 14, 2002 on behalf of Bear Stearns Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates, Series 2000-WF1 established pursuant to the Pooling and Servicing Agreement among Bear Stearns Commercial Mortgage Securities Inc. as Depositor, Wells Fargo Bank, National Association as Servicer, GMAC Commercial Mortgage Corporation as Special Servicer, LaSalle Bank National Association as Trustee, ABN Amro Bank N.V. as Fiscal Agent, and Norwest Bank Minnesota, National Association as Paying Agent pursuant to which Bear Stearns Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-WF1 registered under the Securities Act of 1933 (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>

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



    Bear Stearns Commercial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2000-WF1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Paying Agent

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 2000-WF1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

  (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
     b) Wells Fargo Bank, N.A., as Master Servicer <F1>

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
     b) Wells Fargo Bank, N.A., as Master Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
     b) Wells Fargo Bank, N.A., as Master Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


Ex 99.1 (a)
PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

We have examined management's assertion, dated March 13, 2002, about GMAC Commercial Mortgage Corp. and its subsidiaries' (the "Company") compliance with its established minimum servicing standards ("Servicing Policy") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 13, 2002


Ex 99.1 (b)
KPMG  (logo)

Three Embarcadero Center
San Francisco, CA 94111

Independent Accountants' Report

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined management's assertion about Wells Fargo Commercial
Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers
(USAP) except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

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

In our opinion, management's assertion that, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, Wells Fargo Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


March 1, 2002

KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


Ex 99.2 (a)
GMAC Commercial Holding Corp.
200 Wilmar Road
Horsham, PA 19044
Tel. 215-326-4822
Fax. 215-326-1316

GMAC
Commercial Holding Corp.    (logo)

Management's Assertion Concerning Compliance with Minimum Servicing Standards

March 13, 2002

As of and for the year ended December 31, 2001, GMAC Commercial Mortgage Corp. and its subsidiaries (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation Fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $50 million.


David E. Creamer, President and CEO



Wayne D. Hoch, Executive Vice President and CFO


Michael Lipson,
Executive Vice President

Ex 99.2 (b)
WELLS FARGO BANK  (logo)

1320 Willow Pass Rd., Ste. 205
P.O. Box 4036
Concord, CA 94524
(800) 986-9711

Management Assertion
March 1, 2002

As of and for the year ended December 31, 2001, Wells Fargo Commercial
Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for the year ending December 31, 2001, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $58,600,000.

Very truly yours,

Wells Fargo Commercial Mortgage Servicing

Jeannette De La Garza
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

Linda Paulin
Senior Vice President
Wells Fargo Commercial Mortgage Servicing


Ex 99.3 (a)
GMAC      (logo)
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax. 415-391-2949

Bear Stearns Commercial Mortgage Securities, Inc.
Series 2000-WF1
Annual Statement as to Compliance
For Period of January 1 through December 31, 2001

Pursuant to section 8.12 of the Pooling and Servicing Agreement, I attest that:

(A) A review of the activities of GMAC Commercial Mortgage as Special Servicer during January 1 through December 31, 2001, and of its performance under this Agreement, has been made under my supervision.

(B) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled all its obligations under this Agreement in all material respects throughout such period.



BY:                                    Date:  2/12/02
        Michele Heisler
        Vice President, GMAC Commercial Mortgage Corporation



Ex 99.3 (b)
WELLS FARGO BANK   (logo)

1320 Willow Pass Rd., Suite 205
P.O. Box 4036
Concord, CA 94524
(800) 986-9711

ANNUAL STATEMENT AS TO COMPLIANCE OFFICER'S CERTIFICATE

Re: Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-WF1

In accordance with Section 8.12 of that certain Pooling and Servicing Agreement dated February 1, 2000 ("Agreement"), executed by and between Bear Stearns Commercial Mortgage Securities Inc., ("Depositor"), Wells Fargo Bank, National Association ("Servicer"), GMAC Commercial Mortgage Corporation
("Special Servicer"), LaSalle Bank National Association ("Trustee"), ABN AMRO Bank N.V. ("Fiscal Agent") and Wells Fargo Bank Minnesota, N.A. ("Paying Agent") as authorized officer of Servicer, I certify that (i) a review of the activities and performance of the Servicer during the preceding calendar year has been made under my supervision, and (ii) to the best of my knowledge, based on such review, Servicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects throughout such year.

Wells Fargo Bank, National Association
"Servicer"

By: Diane Arthur
Its: Vice President

Date: March 29, 2002